Form 10-Q
period 2021-06-30
Silver Crest Acquisition Corp
filed 2021-08-16
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER CREST ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$742,890	$—
Prepaid expenses	338,610	—
Total Current Assets	1,081,500	—

Deferred offering costs	—	249,671
Investments held in Trust Account	345,075,364	—
TOTAL ASSETS	$346,156,864	$249,671
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued expenses	$1,795,053	$—
Accrued offering costs	1,150	100,000
Promissory note – related party	—	129,671
Total Current Liabilities	1,796,203	229,671
Deferred underwriting fee payable	12,075,000	—
Warrant Liabilities	22,227,500	—
Total Liabilities	36,098,703	229,671

Commitments
Class A ordinary shares subject to possible redemption 30,505,816 and no shares at $10.00 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	305,058,160	—

Shareholders' Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,994,184 and no shares issued and outstanding (excluding 30,505,816 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	399	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	8,470,564	24,137
(Accumulated deficit)/Retained earnings	(3,471,825)	(5,000)
Total Shareholders' Equity	5,000,001	20,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$346,156,864	$249,671

The accompanying notes are an integral part of the condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021

General and administrative expenses	$1,999,657	$2,198,898
Loss from operations	(1,999,657)	(2,198,898)

Other income (expense):
Interest earned on marketable securities held in Trust Account	25,595	75,364
Interest earned - Bank	23	35
Transaction costs incurred in connection with warrants	—	(820,326)
Change in fair value of warrant liability	(8,891,000)	(523,000)
Total Other expense, net	(8,865,382)	(1,267,927)

Net loss	$(10,865,039)	$(3,466,825)

Weighted average shares outstanding, Class A redeemable ordinary shares	34,500,000	34,500,000
Basic and diluted net income per share, Class A redeemable ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	8,625,000	8,625,000
Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(1.26)	$(0.41)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Class A		Class B		Additional	Retained Earnings/	Total
	Ordinary Shares		Ordinary Shares		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Sale of 34,500,000 Units, net of underwriting discounts, less fair value of public warrants	34,500,000	3,450	—	—	311,988,536	—	311,991,986
Cash paid in excess of fair value for Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000
Class A Ordinary shares subject to possible redemption	(31,592,319)	(3,159)	—	—	(313,525,673)	(2,394,358)	(315,923,190)
Net income	—	—	—	—	—	7,398,214	7,398,214
Balance — March 31, 2021	2,907,681	$291	8,625,000	$863	$—	$4,998,856	$5,000,010

Change in value of Class A Ordinary shares subject to possible redemption	1,086,503	108	—	—	8,470,564	2,394,358	10,865,030
Net loss	—	—	—	—	—	(10,865,039)	(10,865,039)
Balance — June 30, 2021	3,994,184	$399	8,625,000	$863	$8,470,564	$(3,471,825)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(3,466,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(75,364)
Change in fair value of warrant liabilities	523,000
Transaction costs incurred in connection with warrants	820,326
Changes in operating assets and liabilities:
Prepaid expenses	(311,810)
Accrued expenses	1,795,053
Net cash used in operating activities	(715,620)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Units	8,900,000
Repayment of promissory note-related party	(182,670)
Payment of offering costs	(358,820)
Net cash provided by financing activities	346,458,510

Net Change in Cash	742,890
Cash - Beginning of period	—
Cash - End of period	$742,890

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,150
Offering costs paid through promissory note	$26,199
Payment of prepaid expenses through promissory note	$26,800
Initial classification of Class A ordinary shares subject to possible redemption	$307,704,650
Change in value of Class A ordinary shares subject to possible redemption	$(2,646,490)
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 3, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on January 19, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $742,890 in its operating bank account and a working capital deficit of $714,703. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as well as the Company’s Current Report on Form 10-Q, as filed with the SEC on May 20, 2021 (see Note 3 below). The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs allocated to the Class A common stock issued were charged to shareholders' equity upon the completion of the Initial Public Offering. Offering costs amounting to $19,510,840 were charged to shareholders’ equity upon the completion of the Initial Public Offering, and $820,326 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, "Derivatives and Hedging" ("ASC 815"). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the "Warrants") in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income per Ordinary Share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income earned on marketable securities in the Trust Account	$25,595	$75,364
Redeemable Net Earnings	$25,595	$75,364
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	34,500,000	34,500,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class A and B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(10,865,039)	$(3,466,825)
Less: Redeemable Net Earnings	(25,595)	(75,364)
Non-Redeemable Net Loss	$(10,890,634)	$(3,542,189)
Denominator: Weighted Average Non-Redeemable Class A and B Ordinary Shares
Non-Redeemable Class A and B Ordinary Shares, Basic and Diluted	8,625,000	8,625,000
Net loss/Basic and Diluted Non-Redeemable Class A and B Ordinary Shares	$(1.26)	$(0.41)

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could potentially, be exercised or converted into ordinary shares and then participate in the earnings. As a result, diluted income per common share is the same as basic net income per common share for the period presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 8).

Recent Accounting Standards

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021.  The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000 ($1,513,000 represents cash paid in excess of fair value), in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 respectively in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet of June 30, 2021.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Common Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there are 3,994,184 Class A ordinary shares issued and outstanding, excluding 30,505,816 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Common Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021, there were 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $345,075,364 in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value
Assets:
June 30, 2021	U.S. Treasury Securities (Mature on 7/22/2021)	1	$345,075,364	$(7,224)	$345,068,140
Liabilities:
June 30, 2021	Warrant Liability - Public Warrants	1			14,662,500
June 30, 2021	Warrant Liability - Private Placement Warrants	2			7,565,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker SLCRW. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement
	Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	7,387,000	14,317,500	21,704,500
Change in valuation inputs or other assumptions	(2,848,000)	(5,520,000)	(8,368,000)
Transfer to Level 1	—	(8,797,500)	(8,797,500)
Fair value as of March 31, 2021	4,539,000	—	4,539,000
Change in valuation inputs or other assumptions	3,026,000	—	3,026,000
Transfer to level 2	(7,565,000)	—	(7,565,000)
Fair value as of June 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $8,797,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the six months ended June 30, 2021 was $7,565,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as described below, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

On August 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TH International Limited, a Cayman Islands exempted company (“THIL”), and Miami Swan Ltd, a Cayman Islands exempted company and wholly owned subsidiary of THIL (“Merger Sub”).

Pursuant to the Merger Agreement, among other transactions and on the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of THIL, (ii) the Company will merge with and into THIL (the “Second Merger” and together with the First Merger, the “Mergers”), with THIL surviving the Second Merger, (iii) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B ordinary share of the Company outstanding immediately prior to the First Effective Time will be automatically converted into one Class A ordinary share of the Company and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A ordinary share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of THIL (“THIL Ordinary Share”), after giving effect to the Share Split (as defined below), and (iv) each issued and outstanding Warrant will automatically and irrevocably be assumed by THIL and converted into a corresponding warrant exercisable for THIL Ordinary Shares.

Immediately prior to the First Effective Time, our Class A ordinary shares and Warrants comprising each issued and outstanding Unit, consisting of one Class A Share and one-half of one Public Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one Public Warrant. No fractional Public Warrants will be issued in connection with such separation such that if a holder of such Units would be entitled to receive a fractional Public Warrant upon such separation, the number of Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Public Warrants and no cash will be paid in lieu of such fractional Public Warrants.

Immediately prior to the First Effective Time, THIL will effect a share split of each THIL Ordinary Share into such number of THIL Ordinary Shares, calculated in accordance with the terms of the Merger Agreement, such that each THIL Ordinary Share will have a value of $10.00 per share after giving effect to such share split (the “Share Split”).

The consummation of the proposed Mergers is subject to certain conditions as further described in the Merger Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Silver Crest Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Silver Crest Management LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On August 13, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TH International Limited, a Cayman Islands exempted company (“THIL”), and Miami Swan Ltd, a Cayman Islands exempted company and wholly owned subsidiary of THIL (“Merger Sub”).

Pursuant to the Merger Agreement, among other transactions and on the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of THIL, (ii) the Company will merge with and into THIL (the “Second Merger” and together with the First Merger, the “Mergers”), with THIL surviving the Second Merger, (iii) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B ordinary share of the Company outstanding immediately prior to the First Effective Time will be automatically converted into one Class A ordinary share of the Company and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A ordinary share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of THIL (“THIL Ordinary Share”), after giving effect to the Share Split (as defined below), and (iv) each issued and outstanding Warrant will automatically and irrevocably be assumed by THIL and converted into a corresponding warrant exercisable for THIL Ordinary Shares.

Immediately prior to the First Effective Time, our Class A ordinary shares and Warrants comprising each issued and outstanding Unit, consisting of one Class A Share and one-half of one Public Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A ordinary share and one-half of one Public Warrant. No fractional Public Warrants will be issued in connection with such separation such that if a holder of such Units would be entitled to receive a fractional Public Warrant upon such separation, the number of Public Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of Public Warrants and no cash will be paid in lieu of such fractional Public Warrants.

Immediately prior to the First Effective Time, THIL will effect a share split of each THIL Ordinary Share into such number of THIL Ordinary Shares, calculated in accordance with the terms of the Merger Agreement, such that each THIL Ordinary Share will have a value of $10.00 per share after giving effect to such share split (the “Share Split”).

The consummation of the proposed Mergers is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Mergers, see our Current Report on Form 8-K filed with the SEC on August 13, 2021. Unless specifically stated, this Form 10-Q does not give effect to the proposed Mergers and does not contain a description of the risks associated with the proposed Mergers. Such risks and effects relating to the proposed Mergers will be described in a Form F-4 registration statement to be filed by THIL.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of approximately $10.9 million, which primarily consists of a loss of approximately $8.9 million derived from the changes in fair value of the warrant liabilities and general and administrative expenses of approximately $2 million.

For the six months ended June 30, 2021, we had a net loss of approximately $3.5 million, which primarily consists of formation and operation costs of approximately $2.2 million, transaction costs incurred in connection with the warrants of approximately $0.8 million and a loss of approximately $0.5 million derived from the changes in fair value of the warrant liabilities offset by interest earned on marketable securities of approximately $0.08 million.

Liquidity and Capital Resources

On January 19, 2021, we consummated the Initial Public Offering of 34,500,000 Units which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345 million which is described in Note 3. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.9 million.

For the six months ended June 30, 2021, cash used in operating activities was approximately $0.7 million. Net loss of approximately $3.0 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $0.5 million and costs associated with the warrant liabilities of approximately $0.8 million. Changes in operating assets and liabilities used approximately $1.5 million of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $345 million (including approximately $75,364 of interest income and $7,224 of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $0.7 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”)  Topic 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per ordinary share, basic and diluted for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income (loss) attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the periods presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation and in light of the material weakness in our internal control over financial reporting described below, our principal executive, financial and accounting officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective. Our internal control over financial reporting did not result in the proper accounting classification of the Private Placement Warrants and Public Warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Although management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting, the material weakness has not been fully remediated. Additional remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2021, we consummated the Initial Public Offering of 34,500,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $345 million. UBS Investment Bank acted as sole book-running of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-25156). The Securities and Exchange Commission declared the registration statements effective on January 13, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor and consummated the private placement of an aggregate of 8,900,000 warrants at a price of $1.00 per warrant, generating total proceeds of $8.9 million. Each Unit consists of one Class A ordinary share and one-half of one Public Warrant. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $345 million was placed in the Trust Account.

We paid a total of $6.9 million in cash underwriting discounts and commissions and $0.5 million for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer up to $12.1 million in underwriting discounts and commissions.

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

SILVER CREST ACQUISITION CORPORATION

Date: August 16, 2021	By:	/s/ Ho Cheung
	Name:	Ho Cheung
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)