Form 10-Q
period 2021-09-30
Silver Crest Acquisition Corp
filed 2021-11-12
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER CREST ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30,2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$576,587	$—
Prepaid expenses	188,265	—
Total Current Assets	764,852	—

Deferred offering costs	—	249,671
Investments held in Trust Account	345,108,792	—
TOTAL ASSETS	$345,873,644	$249,671
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,826,242	$—
Accrued offering costs	1,150	100,000
Promissory note – related party	—	129,671
Total Current Liabilities	3,827,392	229,671
Deferred underwriting fee payable	12,075,000	—
Warrant Liabilities	17,259,000	—
Total Liabilities	33,161,392	229,671

Commitments
Class A ordinary shares subject to possible redemption 34,500,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders' (Deficit) Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(32,288,611)	(5,000)
Total Shareholders' (Deficit) Equity	(32,287,748)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$345,873,644	$249,671

The accompanying notes are an integral part of the condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period from
			September 3,
			2020
	Three Months	Nine Months	(Inception)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2021	2021	2020

Operating and formation costs	$2,347,854	$5,367,078	$5,000
Loss from operations	(2,347,854)	(5,367,078)	(5,000)

Other income:
Interest earned on marketable securities held in Trust Account	33,428	108,792	—
Interest earned - Bank	17	52	—
Change in fair value of warrant liability	4,968,500	4,445,500	—
Total other income	5,001,945	4,554,344	—

Net income (loss)	$2,654,091	$(812,734)	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	34,500,000	31,981,752	—
Basic and diluted net income per share, Class A ordinary shares	$0.06	$(0.02)	$—

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,542,883	6,250,000
Basic and diluted net loss per share, Class B ordinary shares	$0.06	$(0.02)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(REVISED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
							Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(1,537,137)	(31,470,877)	(33,008,014)

Sale of 8,900,000 Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000

Net income	—	—	—	—	—	7,398,214	7,398,214

Balance — March 31, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(24,077,663)	$(24,076,800)

Net loss	—	—	—	—	—	(10,865,039)	(10,865,039)

Balance — June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(34,942,702)	$(34,941,839)

Net income	—	—	—	—	—	2,654,091	2,654,091

Balance — September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(32,288,611)	$(32,287,748)

FOR THE PERIOD FROM SEPTEMBER 3, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 3, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	8,625,000	863	$24,137	$(5,000)	$20,000

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period
		From September 3,
	Nine Months	2020(Inception)
	Ended September	Through
	30,	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(812,734)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs incurred in connection with IPO	820,326	—
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	5,000
Interest earned on marketable securities held in Trust Account	(108,792)	—
Change in fair value of warrant liabilities	(4,445,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	(161,465)	—
Accounts payable and accrued expenses	3,826,242	—
Net cash used in operating activities	(881,923)	—
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Private Placements Warrants	8,900,000	—
Repayment of promissory note-related party	(182,670)	—
Payment of offering costs	(358,820)	—
Net cash provided by financing activities	346,458,510	—

Net Change in Cash	576,587	—
Cash - Beginning of period	—	—
Cash - End of period	$576,587	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,150	$103,152
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$26,198	$3,000
Payment of prepaid expenses through promissory note	$26,800	$—
Initial classification of Class A ordinary shares subject to possible redemption	$345,000,000	$—
Deferred underwriting fee payable	$12,075,000	$—

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 3, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 13, 2021. On January 19, 2021, the Company consummated the Initial Public Offering of 34,500,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”) which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,900,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Silver Crest Management LLC (the “Sponsor”), generating gross proceeds of $8,900,000, which is described in Note 5.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $576,587 in its operating bank account and a working capital deficit of $3,062,540. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company's financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff's guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q's will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company's total assets, liabilities, cash flows or operating results.

The impact of the revision on the Company's financial statements is reflected in the following table.

	As Previously
Balance Sheet as of January 19, 2021 (audited)	Reported	Adjustment	As Restated
Class A ordinary share subject to possible redemption	$307,704,650	$37,295,350	$345,000,000
Class A ordinary share	$373	$(373)	$—
Additional paid-in capital	$5,824,099	$(5,824,099)	$—
Accumulated deficit	$(825,325)	$(31,470,878)	$(32,296,203)
Total Shareholders’ Equity (Deficit)	$5,000,010	$(37,295,350)	$(32,295,340)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as well as the Company’s Current Report on Form 10-Q, as filed with the SEC on May 20, 2021 (see Note 4 below). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Cash and Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $19,510,840 were accreted to equity upon the completion of the Initial Public Offering, and $820,326 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 30, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(14,317,500)
Class A ordinary shares issuance costs	$(18,690,514)
Plus:
Accretion of carrying value to redemption value	$33,008,014
Class A ordinary shares subject to possible redemption	$345,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase, 26,150,000 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

					For the Period from September
	Three Months Ended		Nine Months Ended		3, 2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,123,273	$530,818	$(641,404)	$(171,330)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	31,981,752	8,542,883	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$(0.02)	$(0.02)	$—	$—

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 9).

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 Units, inclusive of 4,500,000 Units sold to the underwriters upon the underwriters’ election to fully exercise their over-allotment option, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $8,900,000 ($1,513,000 represents cash paid in excess of fair value), in a private placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 7,187,500 Class B ordinary shares (the “Founder Shares”). On January 13, 2021, the Company effected a share dividend, resulting in 8,625,000 Class B ordinary shares outstanding.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 respectively in fees for these services, of which such amount is included in accrued expenses in the accompanying condensed balance sheet of September 30, 2021. For the period from September 3, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 7. COMMITMENTS

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Merger Agreement

On August 13, 2021, Silver Crest entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TH International Limited, a Cayman Islands exempted company (“THIL”), and Miami Swan Ltd, a Cayman Islands exempted company and wholly owned subsidiary of THIL (“Merger Sub”).

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into Silver Crest (the “First Merger”), with Silver Crest surviving the First Merger as a wholly owned subsidiary of THIL, and (ii) Silver Crest will merge with and into THIL (the “Second Merger” and together with the First Merger, the “Mergers”), with THIL surviving the Second Merger (the “Business Combination”).

Pursuant to the Merger Agreement and subject to the approval of the Silver Crest shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B Ordinary Share of Silver Crest, par value $0.0001 per share (“Class B Shares”), outstanding immediately prior to the First Effective Time will be automatically converted into one Class A Ordinary Share of Silver Crest, par value $0.0001 per share (“Class A Shares”) and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A Share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of THIL (“THIL Ordinary Share”) after giving effect to the Share Split (as defined below), and (ii) each issued and outstanding warrant of Silver Crest sold to the public and to Silver Crest Management LLC, a Cayman Islands limited liability company (“Sponsor”), in a private placement in connection with Silver Crest's initial public offering (“Silver Crest Warrants”) will automatically and irrevocably be assumed by THIL and converted into a corresponding warrant exercisable for THIL Ordinary Shares (“THIL Warrants”). Immediately prior to the First Effective Time, the Class A Shares and the public Silver Crest Warrants comprising each issued and outstanding unit of Silver Crest (“Silver Crest Unit”), consisting of one Class A Share and one-half of one public Silver Crest Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A Share and one-half of one public Silver Crest Warrant. No fractional public Silver Crest Warrants will be issued in connection with such separation such that if a holder of such Silver Crest Units would be entitled to receive a fractional public Silver Crest Warrant upon such separation, the number of public Silver Crest Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of public Silver Crest Warrants and no cash will be paid in lieu of such fractional public Silver Crest Warrants.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

In conjunction with the Business Combination, it is expected that an independent company will be incorporated in China with the sole purpose of safeguarding the retention and use of data of THIL's guests (“NewCo”). THIL will not own any equity interest in NewCo, which will enter into a long-term contract to provide services to THIL on a cost-only basis. THIL believes that the creation and operation of NewCo directly addresses the valid concerns highlighted by recent statements by the Cyberspace Administration of China (“CAC”) as they have been articulated to date. THIL will inform CAC (and, as appropriate, other regulators) of the plans and operation of NewCo and fully appreciates that THIL's and NewCo's operations remain subject to review by CAC and other regulators.

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Silver Crest shareholders; (ii) after giving effect to the exercise of the redemption rights of the Silver Crest shareholders (the “Silver Crest Shareholder Redemption”), Silver Crest having at least $5,000,001 of net tangible assets immediately after the First Effective Time; (iii) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Mergers; (iv) the approval for listing of THIL Ordinary Shares, THIL Warrants and THIL Ordinary Shares underlying THIL Warrants to be issued in connection with the Mergers upon the Closing (as defined in the Merger Agreement) on Nasdaq, subject only to official notice of issuance thereof; (v) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act of 1933, as amended (the “Securities Act”) and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vi) completion of the recapitalization of THIL's share capital in accordance with the terms of the Merger Agreement and THIL's organizational documents.

The obligations of THIL and Merger Sub to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Silver Crest (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by Silver Crest with its pre-closing covenants; and (iii) the funds contained in Silver Crest's trust account (after giving effect to the Silver Crest Shareholder Redemption), together with the aggregate amount of proceeds from any PIPE Financing (as defined below), and the aggregate amount of proceeds from the Permitted Equity Financing (as defined below) (but only if the amount received by THIL in any PIPE Financing is equal to or exceeds $100,000,000), equaling or exceeding (x) $250,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing equals or exceeds $100,000,000, or (y) $175,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing is less than $100,000,000.

Sponsor Lock-Up Agreement

Concurrently with the execution and delivery of the Merger Agreement, THIL and Sponsor entered into a Sponsor Lock-Up Agreement (the “Sponsor Lock-Up Agreement”), pursuant to which Sponsor, among other things, agreed not to transfer any THIL Ordinary Shares held by it immediately after the Closing, any THIL Ordinary Shares issuable upon the exercise of options or warrants to purchase THIL Ordinary Shares held by it immediately after the Closing (along with such options or warrants themselves) or any THIL Ordinary Shares acquirable upon the conversion, exercise or exchange of any securities convertible into or exercisable or exchangeable for THIL Ordinary Shares held by it immediately after the Closing (along with such securities themselves) (such THIL Ordinary Shares, options, warrants and securities, collectively, the “Sponsor Locked-Up Shares”) during the applicable lock-up period, subject to customary exceptions. The lock-up period applicable to the Sponsor Locked-Up Shares will be (i) with respect to 100% of the Sponsor Locked-Up Shares, six months from and after the Closing Date, (ii) with respect to 80% of the Sponsor Locked-Up Shares, twelve months from and after the Closing Date and (iii) with respect to 50% of the Sponsor Locked-Up Shares, eighteen months from and after the Closing Date.

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

Class A Common Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Common Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

SEPTEMBER 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $345,108,792 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

				Gross
			Amortized	Holding
	Held-To-Maturity	Level	Cost	Loss	Fair Value

September 30, 2021	U.S. Treasury Securities (Mature on 10/21/21)	1	$345,108,792	$(4,845)	$345,103,947
Liabilities:
September 30, 2021	Warrant Liability - Public Warrants	1			11,385,000
September 30, 2021	Warrant Liability - Private Placement Warrants	2			5,874,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The key inputs into the binomial lattice model for the warrants were as follows:

January 19,
Input	2021
Market price	$9.58
Risk-free interest rate	0.95%
Dividend yield	0.00%
Expected volatility	15.1%
Exercise price	$11.50
Term	5.25
Probability of transaction	75%

	Private Placement
	Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	7,387,000	14,317,500	21,704,500
Change in valuation inputs or other assumptions	(2,848,000)	(5,520,000)	(8,368,000)
Transfer to Level 1	—	(8,797,500)	(8,797,500)
Fair value as of March 31, 2021	4,539,000	—	4,539,000
Change in valuation inputs or other assumptions	3,026,000	—	3,026,000
Transfer to level 2	(7,565,000)	—	(7,565,000)
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $8,797,500. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the nine months ended September 30, 2021 was $7,565,000.

No assets or liabilities are measured at fair value as of December 31, 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A of this report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For more information about the Merger Agreement and the proposed Mergers, see our Current Report on Form 8-K filed with the SEC on August 13, 2021, and subsequent filings with the SEC. Unless specifically stated, this Form 10-Q does not give effect to the proposed Mergers and does not contain a description of the risks associated with the proposed Mergers. Such risks and effects relating to the proposed Mergers will be described in a Form F-4 registration statement to be filed by THIL.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of approximately $2.7 million, which primarily consists of a change in fair value of warrant liability of approximately $5 million, interest income from the bank of approximately $17 and interest earned on investment held in Trust Account of approximately $.03 million, offset by formation and operation costs of approximately $2.3 million.

For the nine months ended September 30, 2021, we had a net loss of approximately $.8 million, which primarily consists of formation and operation costs of approximately $5.4 million, offset by interest earned on marketable securities of approximately $0.11 million, interest income from the bank of approximately $52 and a gain of approximately $4.4 million derived from the changes in fair value of the warrant liabilities.

For the period from September 3, 2020 (inception) through September 30, 2020, we had a net loss of 5,000, which consists of formation and operation costs.

Liquidity and Capital Resources

On January 19, 2021, we consummated the Initial Public Offering of 34,500,000 Units which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 Units, at $10.00 per Unit, generating gross proceeds of $345 million which is described in Note 4. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 8,900,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.9 million.

For the nine months ended September 30, 2021, cash used in operating activities was approximately $0.9 million. Net loss of approximately $0.8 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $4.4 million, costs associated with the warrant liabilities of approximately $0.8 million and interest earned on investment held in Trust Account of approximately $0.1 million. Changes in operating assets and liabilities provided approximately $3.7 million of cash for operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $345 million (including approximately $108,792 of interest income and $4,845 of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $0.6 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period.The Company has two classes of shares, which are referred to as class A ordinary shares and class B ordinary shares. Income and losses are shared pro rate between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Revision of Previously Issued Financial Statements

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. See Note 2 for revision calculation.

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as set forth below. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed during the quarter ended September 30, 2021.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2020. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of August 13, 2021 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K/A, filed with the SEC on August 19, 2021)
10.1	Sponsor Voting and Support Agreement, dated as of August 13, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed with the SEC on August 19, 2021)
10.2	Sponsor Lock-Up Agreement, dated as of August 13, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A, filed with the SEC on August 19, 2021)
10.3	THIL Shareholder Lock-Up and Support Agreement, dated as of August 13, 2021(incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, filed with the SEC on August 19, 2021)
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K/A, filed with the SEC on August 19, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER CREST ACQUISITION CORPORATION

Date: November 12, 2021	By:	/s/ Ho Cheung
	Name:	Ho Cheung
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)