Form 10-Q/A
period 2021-09-30
Silver Crest Acquisition Corp
filed 2021-11-26
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

SILVER CREST ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
Part I. Financial Information	1
Item 1. Condensed Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020 (Restated)	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30,2020	2
Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30, 2020 (Restated)	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from September 3, 2020 (Inception) through September 30, 2020	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

EXPLANATORY NOTE

Silver Crest Acquisition Corp. (the “Company,” “we,”, “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Quarterly Report” or “10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods.

As a result, the Company’s management, together with the Audit Committee, determined that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should be restated in the Form 10-Q/A as a result of this error. The three months ended March 31, 2021 and June 30, 2021 will be restated in Note 2 of this September 30, 2021 Form 10-Q/A. These restatements result in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss), but earnings per share was impacted due to a change in presentation relating to the restatements.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On November 23, 2021, the Company filed a current report on Form 8-K disclosing the non-reliance on the previously filed financial statements for the impacted reporting periods.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of the Form 10-Q, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Restated)
ASSETS
Current assets
Cash	$576,587	$—
Prepaid expenses	188,265	—
Total Current Assets	764,852	—

Deferred offering costs	—	249,671
Investments held in Trust Account	345,108,792	—
TOTAL ASSETS	$345,873,644	$249,671
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,826,242	$—
Accrued offering costs	1,150	100,000
Promissory note – related party	—	129,671
Total Current Liabilities	3,827,392	229,671
Deferred underwriting fee payable	12,075,000	—
Warrant Liabilities	17,259,000	—
Total Liabilities	33,161,392	229,671

Commitments
Class A ordinary shares subject to possible redemption 34,500,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Shareholders' (Deficit) Equity
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(32,288,611)	(5,000)
Total Shareholders' (Deficit) Equity	(32,287,748)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$345,873,644	$249,671

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

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY(DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(RESTATED)

							Total
	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(1,537,137)	(31,470,877)	(33,008,014)

Sale of 8,900,000 Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000

Net income	—	—	—	—	—	7,398,214	7,398,214

Balance — March 31, 2021 (unaudited), as restated	—	$—	8,625,000	$863	$—	$(24,077,663)	$(24,076,800)

Net loss	—	—	—	—	—	(10,865,039)	(10,865,039)

Balance — June 30, 2021 (unaudited), as restated	—	$—	8,625,000	$863	$—	$(34,942,702)	$(34,941,839)

Net income	—	—	—	—	—	2,654,091	2,654,091

Balance — September 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(32,288,611)	$(32,287,748)

FOR THE PERIOD FROM SEPTEMBER 3, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – September 3, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	(5,000)	(5,000)

Balance – September 30, 2020	8,625,000	863	$24,137	$(5,000)	$20,000

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Following the filing of the Original Quarterly Report, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement of the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares. The impacted periods include financial statements as of January 19, 2021, March 31, 2021, June 30, 2021 and September 30, 2021, and for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021.

SILVER CREST ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Restated
Balance Sheet as of January 19, 2021 (audited)
Ordinary shares subject to possible redemption	$307,704,650	$37,295,350	$345,000,000
Ordinary shares	$373	$(373)	$—
Additional paid-in capital	$5,824,099	$(5,824,099)	$—
Accumulated deficit	$(825,325)	$(31,470,878)	$(32,296,203)
Total Shareholder’s Equity (Deficit)	$5,000,010	$(37,295,350)	$(32,295,340)

Balance Sheet as of March 31, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$315,923,190	29,076,810	$345,000,000
Ordinary shares	$291	(291)	$—
Additional paid-in capital	$—	—	$—
Accumulated deficit	$4,998,856	(29,076,519)	$(24,077,663)
Total Shareholder’s Equity (Deficit)	$5,000,010	(29,076,801)	$(24,076,791)

Balance Sheet as of June 30, 2021 (Unaudited)
Ordinary shares subject to possible redemption	$305,058,160	$39,941,840	$345,000,000
Ordinary shares	$399	$(399)	$—
Additional paid-in capital	$8,470,564	$(8,470,564)	$—
Accumulated deficit	$(3,471,825)	$(31,470,877)	$(34,942,702)
Total Shareholder’s Equity (Deficit)	$5,000,001	$(39,941,840)	$(34,941,839)

Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	$311,991,986	$(311,991,986)	$—
Ordinary shares subject to redemption	$(315,923,190)	$315,923,190	$—
Accretion for Class A ordinary shares to redemption amount	$—	$(33,008,014)	$(33,008,014)
Total Shareholder’s Equity (Deficit)	$5,000,010	$(29,076,801)	$(24,076,791)

Condensed Statement of Changes in Shareholder’s Equity (Deficit) for the Three Months Ended June 30, 2021 (Unaudited)
Accretion for Class A ordinary shares to redemption amount	$—	$(10,865,039)	$(10,865,030)
Total Shareholder’s Equity (Deficit)	$5,000,001	$(39,941,840)	$(34,941,839)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$307,704,650	$37,295,350	$345,000,000

Statement of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$307,704,650	$37,295,350	$345,000,000

	As Previously
Statement of Operations for the Three Months Ended March 31, 2021	Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	—	34,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares subject to possible redemption	$—	$0.18	$0.18
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,387,500	(887,500)	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$—	$0.18	$0.18

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	—	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$(0.26)	$(0.26)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,625,000	(1,125,000)	7,500,000
Basic and diluted net loss (income) per share, Non-redeemable ordinary shares	$(1.26)	$1.00	$(0.26)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	34,500,000	—	34,500,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$—	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,625,000	(1,125,000)	7,500,000
Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(0.41)	$0.33	$(0.08)

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $19,510,840 were accreted to equity upon the completion of the Initial Public Offering, and $820,326 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

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

The Warrants were initially valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the ordinary shares. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units are classified as Level 1 due to the use of an observable market quote in an active market under the ticker SLCRW. For periods subsequent to the detachment of the Public Warrants from the Units, the closing price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of January 19, 2021, March 31, 2021, June 30, 2021 and September 30, 2021, and for the quarterly periods ended March 31, 2021, June 30, 2021, and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A ordinary shares subject to possible redemption. We previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

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

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. See Note 2 for restatement calculation.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officers and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other then as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

SILVER CREST ACQUISITION CORPORATION

Date: November 26, 2021	By:	/s/ Ho Cheung
	Name:	Ho Cheung
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)