Form 10-K
period 2021-12-31
Silver Crest Acquisition Corp
filed 2022-03-30
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $346,380,000.

As of March 29, 2022, there were 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SILVER CREST ACQUISITION CORPORATION

Annual Report on Form 10-K for the period ended December 31, 2021

i

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

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination with TH International Limited, or any other initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the liquidity and trading of our public securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

On January 30, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub. Pursuant to the First Amendment, the Company, THIL and Merger Sub agreed to extend the Termination Date (as defined in the Merger Agreement) to March 1, 2022, after which either the Company or THIL may terminate the Merger Agreement.

On March 9, 2022, the Company entered into Amendment No. 2 (the “Second Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on January 30, 2022. The Second Amendment amended the terms of the merger agreement to, among other things: extend the termination date (as defined in the Merger Agreement) to June 30, 2022; reduce the pre-transaction equity value of THIL from $1.688 billion to $1.4 billion; remove the minimum cash condition; shorten the exclusivity period applicable to the Company to May 1, 2022; and simplify the board of directors to a single class of directors each elected annually.

The consummation of the proposed Mergers is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Mergers, see our Current Reports on Form 8-K filed with the SEC on August 16, 2021, August 19, 2021, January 31, 2022, March 9, 2022 and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed Mergers and does not contain a description of the risks associated with the proposed Mergers. Such risks and effects relating to the proposed Mergers are described in a Form F-4 registration statement filed by THIL.

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

Market Opportunity

We believe there are a significant number of new and existing companies in the high growth consumer and consumer technology sectors that are well-positioned to benefit from technology-enabled trends and changing consumer behaviors, such as consumer services, e-commerce, grocery retailing, health and wellness, food and beverage and beauty products. Furthermore, while we believe globalization has been the main economic theme for the past few decades, there is a growing trend of realigning ownership and management structures of prized consumer assets in many parts of the world. We believe that members of our management team are uniquely positioned with diverse backgrounds and global transaction experience to capitalize on four main types of strategic catalysts driving these realignment opportunities:

●	Global exiting China. Multinational companies are becoming receptive to full or partial divestitures of their Chinese operations when local buyers or local management teams are proven to be more capable of growing the businesses, extracting values and navigating competitive and regulatory landscapes.
●	Global to China. As China continues to grow at a higher rate than other major economies, the ability to enter and leverage the Chinese market becomes a key differentiator for a global consumer business, yet it is highly challenging for these companies to do so without local insights or partners.
●	China exiting Global. Chinese conglomerates are considering selling non-core or sensitive overseas assets to better focus on core domestic markets, improve management efficiency and strengthen their balance sheets, as they have realized the challenges of managing an overseas or global business.
●	China to Global. Strategic overseas expansions by Chinese companies, via organic growth or acquisitions, will continue to play a major role in solidifying global market positions and securing direct access to premium brands, products, technology and distribution channels that are synergistic to their core domestic capabilities.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines as primary filters in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet some of these criteria and guidelines. We will seek to acquire companies or assets with a significant share of the following characteristics:

●	Growth. Our focus will be on a target company’s ability or potential to generate sustainable growth, supported by its competitive strengths, technological advantages and differentiated products and services, in a large and dynamic market that can create attractive long-term superior returns
●	Management. We seek to partner with a committed management team that has a well-defined vision for the business and the sector that they operate in. It is also important to identify a management team that has a proven track record of managing and scaling businesses, in a transparent corporate culture anchored in positive values.
●	Transition. Our management team has strong experience with businesses that need to be reinvigorated through capital injection, strategic repositioning and operational improvements. We will select companies that we can leverage our proprietary analysis and industry intelligence to offer constructive solutions to realize the intrinsic value to its fullest.
●	Transformation. We intend to search for a target company that will benefit from strategic transformations through well-timed and well-executed acquisitions, joint ventures or commercial affiliations. Our management team is well placed to add significant value in helping the target company in achieving growth and realizing synergies through future extensions beyond our business combination.

●	Valuation. We are experienced and sophisticated investors with a keen understanding of fundamental value through multiple economic and financial market cycles. We expect to complete a business combination in a disciplined manner, pairing significant upside potential with limited downside risks.

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

Members of our management team directly or indirectly, own founder shares and/or Private Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. On August 13, 2021, the Company entered into the Merger Agreement with THIL. The Merger Agreement was subsequently amended on January 30, 2022 and March 9, 2022. See “—Overview” for more information relating to the Merger Agreement Amendments.

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

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating THIL, we considered a variety of factors, including the following:

●	growth potential
●	brand recognition and potential
●	capital requirements
●	competitive position
●	barriers to entry
●	meetings with incumbent management and employees
●	document reviews
●	interviews of customers and suppliers
●	inspection of facilities
●	a review of financial and other information about the target and its industry.

These criteria are not intended to be exhaustive. In evaluating THIL, we conducted an extensive due diligence review, which encompassed the factors above as well as other considerations deemed relevant by our management.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Under the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	any of our officers, directors or substantial security holders (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise, and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

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

Corporate Information

Our executive offices are located at Suite 3501, 35/F, Jardine House, 1 Connaught Place, Central, Hong Kong, and our telephone number is +852 2165-9000. We maintain a website at https://www.silvercrestacq.com. The information on our website is not included as part of this annual report. We have registered our Units, Class A ordinary shares and Warrants under the Securities Exchange Act of 1934, as amended (the “Exchange Act’), and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. Those reports are available on the SEC’s EDGAR system at www.sec.gov. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading prices of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The requirement that we consummate an initial business combination within 24 months after the closing of our IPO may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	The coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.
●	If we seek shareholder approval of our initial business combination, our initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit shareholders’ ability to enter into transactions in our securities and subject us and them to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our detachable redeemable warrants will expire worthless and no distributable redeemable warrants will be issued.
●	If the net proceeds of our IPO and the concurrent sale of Private Warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and complete our initial business combination.

Item 1A.	Risk Factors.

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

In addition to the risks and uncertainties set forth below, we face certain material risks and uncertainties related to the proposed transaction with THIL. In addition, if we succeed in effecting the proposed transaction, we will face additional and different risks and uncertainties related to the business of THIL. Such material risks relating to the proposed transaction are described in the registration statement on Form F-4 filed by THIL.

RISKS RELATING TO OUR BUSINESS AND STRATEGY

We have a limited operating history and, accordingly you will not have any substantial basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with very limited operating results to date. Since we do not have a substantial operating history, you will have a very limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

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

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of December 31, 2021. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future will be sufficient to avoid potential future material weaknesses.

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

Our initial shareholders owned, on an as-converted basis, 20% of our Class A ordinary shares immediately following the completion of the IPO. Since we do not have an operating history, investors have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination. Our initial shareholders also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to the founder shares, we would need 12,937,501, or 37.5% (assuming all issued and outstanding shares are voted) of the 34,500,000 public shares outstanding as of March 29, 2022, to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

The coronavirus, or COVID-19, pandemic, including the efforts to mitigate its impact, has and may continue to have a material adverse effect on our search for a business combination, as well as any target business with which we ultimately consummate a business combination.

The COVID-19 pandemic, including efforts to combat it, has and may continue to adversely affect our search for a business combination. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that has and may continue to adversely affect the economies and financial markets worldwide. As such, the business of any potential target business with which we may consummate a business combination could be materially and adversely affected.

In response to the pandemic, public health authorities and local, national and international governments have implemented measures that may directly or indirectly impact our ability to search for and acquire any target business, including measures such as voluntary or mandatory quarantines, restrictions on travel and orders to limit the activities of non-essential workforce personnel. We may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

The extent to which COVID-19 impacts our search for a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, it could have a material adverse effect on our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination.

We may not be able to consummate an initial business combination within 24 months after the closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of the IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to spread in the form of variants both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including, as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

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

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock,” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations

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

We may not hold an annual general meeting until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term.

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

Our amended and restated memorandum and articles of association authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 2,000,000 preference shares, par value $0.0001 per share. As of March 29, 2022, there were 165,500,000 and 11,375,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have redemption rights or be entitled to liquidating distributions from the trust account if we do not consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. No preference shares are issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after the completion of our initial business combination. We may also issue Class A ordinary shares in certain circumstances in connection with our redeeming the Warrants, or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti- dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of existing shareholders, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Warrants; and
●	may not result in adjustment to the exercise price of our Warrants.

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

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

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

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

As a result of the material weakness in our internal control over financial reporting described above, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report on Form 10-K, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

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

Item 1B.Unresolved Staff Comments.

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

Holders

As of March 29, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares and two holders of record of our Warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial owners represented by these record holders.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Unregistered Sales of Securities

In September 2020, we issued an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.003 per share, to our Sponsor. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In January 2020, we effectuated a share capitalization, resulting in there being an aggregate of 8,625,000 founder shares outstanding.

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

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 8,900,000 Private Warrants at a price of $1.00 per Private Warrant, generating total proceeds of $8,900,000. The Private Warrants were issued to the Sponsor and UBS Securities and its designees pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Warrants are identical to the Units sold in the IPO, except that the Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Following the IPO and sale of Private Warrants, an aggregate amount of $345,000,000 has been placed in the Company’s trust account established in connection with the IPO.

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

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

On January 30, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub. Pursuant to the First Amendment, the Company, THIL and Merger Sub agreed to extend the Termination Date (as defined in the Merger Agreement) to March 1, 2022, after which either the Company or THIL may terminate the Merger Agreement.

On March 9, 2022, the Company entered into Amendment No. 2 (the “Second Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on January 30, 2022. The Second Amendment amended the terms of the merger agreement to, among other things: extend the termination date (as defined in the Merger Agreement) to June 30, 2022; reduce the pre-transaction equity value of THIL from $1.688 billion to $1.4 billion; remove the minimum cash condition; shorten the exclusivity period applicable to the Company to May 1, 2022; and simplify the board of directors to a single class of directors each elected annually.

The consummation of the proposed Mergers is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed Mergers, see our Current Reports on Form 8-K filed with the SEC on August 16, 2021, August 19, 2021, January 31, 2022, March 9, 2022 and subsequent filings with the SEC. Unless specifically stated, this Form 10-K does not give effect to the proposed Mergers and does not contain a description of the risks associated with the proposed Mergers. Such risks and effects relating to the proposed Mergers will be described in a Form F-4 registration statement filed by THIL.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination.We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of approximately $1.1 million, which primarily consists of a gain in the change in fair value of warrant liability of approximately $6 million, interest income earned on investment held in Trust Account of approximately $.1 million, offset by formation and operation costs of approximately $6.9 million.

For the period from September 3, 2020 through December 31, 2020, we had a net loss of $5,000, which consists of formation and operation costs.

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

For the year ended December 31, 2021, cash used in operating activities was approximately $1.1 million. Net loss of approximately $1.1 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $5.7 million, costs associated with the warrant liabilities of approximately $0.8 million and interest earned on investment held in Trust Account of approximately $0.1 million. Changes in operating assets and liabilities provided approximately $5.0 million of cash for operating activities.

For the period from September 3, 2020 through December 31, 2020, no cash was used in operating activities.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $345,104,459 million (including approximately $104,459 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $0.4 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, which are referred to as class A ordinary shares and class B ordinary shares. Income and losses are shared pro rate between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Leon Meng	49	Chairman and Director
Christopher Lawrence	68	Vice Chairman and Director
Derek Cheung	43	Chief Executive Officer and Director
Andy Bryant	71	Director
Steeve Hagege	47	Director
Wei Long	49	Director
Mei Tong	52	Director

Mr. Leon Meng is our Chairman and Director. Mr. Meng is the founding Managing Partner and Chairman of Ascendent Capital Partners, a private equity firm managing capital for globally renowned institutional investors since 2011. He has over 24 years of experience in investment management and investment banking. Prior to Ascendent Capital Partners, from 2007 to 2011, Mr. Meng was a Managing Director of D. E. Shaw & Co., where he was a global partner and the leader of the firm’s Asian investment office based in Hong Kong. He also founded and was the Chief Executive Officer of D. E. Shaw & Co.’s private equity business in Greater China. Previously, from 2002 to 2007, Mr. Meng was a Managing Director and Co-Head of China Investment Banking at JPMorgan, in charge of its Asia M&A and China investment banking activities. Mr. Meng began his career in the mid- 1990s as an M&A specialist and was a Vice President at Credit Suisse First Boston based in New York. Mr. Meng also served as a director at RYB Education, Inc. (NYSE: RYB) from 2015 to 2020.

Mr. Meng received his bachelor’s degree in science, summa cum laude, from Chapman University, and his master’s degree in public and private management with distinction from the Yale School of Management, where he is a Donaldson Fellow and a Global Advisory Board member.

Mr. Christopher Lawrence is our Vice Chairman and Director. Mr. Lawrence is an accomplished investment banker with over 40 years of experience working with and developing relationships with major multinational companies as a strategic advisor focused on value creation. He has represented prominent clients, often over multi-year periods, in complex transactions, including mergers, acquisitions, divestitures, joint ventures, restructurings, strategic investments and capital raising. Many of the advisory assignments have had significant international elements, across a wide range of industries, focusing on where his hands-on strategic advice and tactical work can be complementary to the client’s own strategic process.

Mr. Lawrence started his investment banking career in 1981 at Salomon Brothers, and stayed at its successor organizations through 2000, when he left as a Vice Chairman to go to Credit Suisse First Boston as a Vice Chairman and head of the Global Telecoms group in the investment banking division. From 2003 to 2005, he served as the Chief Strategic Officer of Credit Suisse Group. Between 2005 and 2018, Mr. Lawrence was a Vice Chairman, Co-Head of Investment Banking for North America, and then Deputy Chairman of Global Investment Banking at Rothschild & Co. In 2018, Mr. Lawrence joined Lazard as Deputy Chairman, Investment Banking. In 2019, he left and formed Snow Owl Advisors, an independent advisory firm. Since 2021, Mr. Lawrence continues to advise clients on highly strategic matters as an investment banker registered with Corporate Partners & Co.

During his long tenure at leading global investment banks, Mr. Lawrence advised on many notable large-scale deals and developed a broad network of prominent executives, private equity investors, investment bankers, and other professional parties, who may be useful in sourcing deals and providing critical insight. He received an MBA from the Harvard Business School and an AB from Vassar College.

Mr. Derek Cheung is our Chief Executive Officer and Director, and also serves as our principal financial and accounting officer. Mr. Cheung has over 20 years of experience in private equity and investment banking. Since 2019, he has been a Managing Director at Ascendent Capital Partners, spearheading the effort in global alternative investment opportunities. Previously, from 2013 to 2018, Mr. Cheung was the Chief Investment Officer at Verdant Capital Group Limited, a private investment firm based in Hong Kong, managing and overseeing a global portfolio of private equity, public equity and venture capital investments. During that time, he also served on the board of directors and as the responsible officer and the sole portfolio manager of Verdant Capital Management Limited, an asset management company licensed with the Securities and Futures Commission in Hong Kong, as well as the board of directors of Bosera Asset Management, one of the largest mutual fund companies in China.

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

Audit Committee

Andy Bryant, Wei Long and Mei Tong are members of our audit committee. Our board of directors has determined that each of Andy Bryant, Wei Long and Mei Tong are independent under the Nasdaq listing standards and applicable SEC rules. Andy Bryant serves as the Chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Andy Bryant qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee met five times during the period ended December 31, 2021. The audit committee charter is attached as Exhibit 99.1 to this report.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits and the adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and
●	reviewing and approving all payments made to our existing shareholders, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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

The guidelines for selecting director nominees generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee considers a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among director nominees recommended by shareholders and other persons. During the period ended December 31, 2021, our nominating committee did not hold any meetings. The nominating committee charter is attached as Exhibit 99.3 to this report.

Compensation Committee

The members of our compensation committee are Steeve Hagege and Wei Long, and Wei Long serves as chairman of the compensation committee. Our board of directors has determined that Steeve Hagege and Wei Long are independent. We have adopted a compensation committee charter, attached as Exhibit 99.2 to this report, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to the compensation of our Chairman’s, Vice Chairman’s and Chief Executive Officer’s, evaluating our Chairman’s, Vice Chairman’s and Chief Executive Officer’s performance in light of such goals and objectives, and determining and approving the remuneration (if any) of our Chairman, Vice Chairman and Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers, if any;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation and equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter will also provide that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC. During the period ended December 31, 2021, our compensation committee did not hold any meetings.

Code of Ethics

We have adopted a Code of Ethics applicable to our officers, directors and employees. A copy of the Code of Ethics is attached as Exhibit 14 to this report and will be provided without charge upon request. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Other than as described below, no executive officer has received any cash compensation for services rendered to us. The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Silver Crest Management LLC, an affiliate of Mr. Meng, $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary.

In addition, our Sponsor, officers, directors or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, officers or directors or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our officers and directors for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors or their respective affiliates, prior to completion of our initial business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares as of March 29, 2022, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

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

			Approximate
	Number		percentage of
	of shares		issued and
	beneficially		outstanding
Name and address of beneficial owner(1)	owned		ordinary shares
Silver Crest Management LLC (our Sponsor)	8,625,000	(2)(3)	20.0%
Leon Meng	8,625,000	(2)(3)	20.0%
Christopher Lawrence	—	(4)	—
Derek Cheung	—	(4)	—
Andy Bryant	—	(4)	—
Steeve Hagege	—	(4)	—
Wei Long	—	(4)	—
Mei Tong	—	(4)	—
All officers and directors as a group (7 persons)	8,625,000	(2)(3)(4)	20.0%
Other 5% Shareholders
PAG Holdings Limited	2,451,499	(5)	6.9%
Citadel Advisors LLC	2,597,424	(6)	7.5%

*Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is Suite 3501, 35/F, Jardine House, 1 Connaught Place, Central, Hong Kong.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares on a one- for-one basis, subject to adjustment pursuant to certain anti-dilution rights, at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	Represents 8,625,000 shares directly held by Silver Crest Management LLC. Leon Meng is a member and the sole manager of Silver Crest Management LLC. Mr. Meng disclaims beneficial ownership of any shares held by our Sponsor except to the extent of his pecuniary interest therein.
(4)	Does not include any shares indirectly owned by Messrs. Lawrence, Cheung, Bryant, Hagege and Long and Ms. Tong as a result of such individual’s membership interest in our Sponsor. Each of these individuals disclaims beneficial ownership of any shares held by our Sponsor except to the extent of their pecuniary interest therein.
(5)	According to a Schedule 13G/A filed with the SEC on January 31, 2022 by PAG Holdings Limited (“PAG Holdings”), a Cayman Islands company, Pacific Alliance Group Limited (“PAG Limited”), a Cayman Islands company, beneficially held as to 99.2% by PAG Holdings, Pacific Alliance Investment Management Limited (“Pacific Alliance Investment Management”), a Cayman Islands company, beneficially held as to 90.0% by PAG Limited, Pacific Alliance Group Asset Management Limited (“PAG Asset Management”), a Cayman Islands company, beneficially held as to 100.0% by Pacific Alliance Investment Management, and Pacific Alliance Asia Opportunity Fund L.P. (“Pacific Alliance Asia Opportunity”), a Cayman Islands limited partnership, of which PAG Asset Management is the general partner, who have shared voting and dispositive power over the 2,451,499 shares reported. The address of the principal business office for each reporting persons is PO Box 472, 2nd Floor, Harbour Place, 103 South Church Street, George Town, Grand Cayman KY1-1106, Cayman Islands.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2022 by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin, who have shared voting and dispositive power over the 2,597,424 shares reported. The address of the principal business office for each of the reporting persons is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

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

Equity Compensation Plans

As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

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

Item 14.	Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $177,160 and, $20,600 respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning in the amount of $3,605.

All Other Fees. During the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Index

Exhibit Number	Description

1.1

Underwriting Agreement between the Company and UBS Securities LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 20, 2021).

2.1

Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021).

2.2

Amendment No. 1 to the Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 31, 2022).

2.3

Amendment No. 2 to the Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 9, 2022).

3.1

Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 20, 2021).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).

4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).

4.4

Warrant Agreement between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 20, 2021).

4.5	Description of Securities.*
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

10.4

Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 20, 2021).†

10.5

Administrative Services Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 20, 2021).

10.6

Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).†

Exhibit Number	Description

10.7

Promissory Note, dated as of September 28, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).

10.8

Securities Subscription Agreement, dated September 28, 2020, between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, as filed with the U.S. Securities and Exchange Commission on December 23, 2020).

10.9

Voting and Support Agreement, dated August 13, 2021, between the Sponsor and TH International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021).

10.10

Sponsor Lock-Up Agreement, dated August 13, 2021, between the Sponsor and TH International Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021).

10.11

Lock-Up Agreement and Support Agreement, dated August 13, 2021, between the Company, TH International Limited and certain of TH International Limited Shareholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021).

10.12

Form of Registration Rights Agreement, between the Sponsor and TH International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021).

10.13

Amendment No. 1 to Voting and Support Agreement, dated March 9, 2022, between the Sponsor and TH International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 9, 2022).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 29, 2021).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Company’s Principal Financial Officer.*
32

Section 1350 Certification of the Company’s Principal Executive Officer and Principal Financial Officer. The information contained in this Exhibit shall not be deemed filed with the Securities and Exchange Commission nor incorporated by reference in any registration statement filed by the registrant under the Securities Act of 1933, as amended.**

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 29, 2021).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 29, 2021).
99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 29, 2021).
101.INS	XBRL Instance Document. The document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER CREST ACQUISITION CORPORATION

By:	/s/ Leon Meng
Leon Meng
Chairman and Director

Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Meng	Chairman and Director	March 30, 2022
Leon Meng

/s/ Christopher Lawrence	Vice Chairman and Director	March 30, 2022
Christopher Lawrence

/s/ Derek Cheung	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 30, 2022
Derek Cheung

/s/ Andy Bryant	Director	March 30, 2022
Andy Bryant

/s/ Steeve Hagege	Director	March 30, 2022
Steeve Hagege

/s/ Wei Long	Director	March 30, 2022
Wei Long

/s/ Mei Tong	Director	March 30, 2022
Mei Tong

SILVER CREST ACQUISITION CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 3, 2020 (Inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Equity (Deficit) for the year ended December 31, 2021 and for the period from September 3, 2020 (Inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 3, 2020 (Inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Silver Crest Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Silver Crest Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 3, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 19, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2022

PCAOB ID Number 100

SILVER CREST ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$375,993	$—
Prepaid expenses	43,336	—
Total Current Assets	419,329	—

Deferred offering costs	—	249,671
Investments held in Trust Account	345,104,459	—
TOTAL ASSETS	$345,523,788	$249,671

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$5,001,789	$—
Accrued offering costs	—	100,000
Promissory note — related party	—	129,671
Total Current Liabilities	5,001,789	229,671
Deferred underwriting fee payable	12,075,000	—
Warrant Liabilities	15,982,880	—
Total Liabilities	33,059,669	229,671

Commitments
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 and no shares at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively	345,000,000	—

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized, none issued or outstanding at December 31, 2021 and 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(32,536,744)	(5,000)
Total Shareholders’ Equity (Deficit)	(32,535,881)	20,000
TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$345,523,788	$249,671

The accompanying notes are an integral part of these financial statements.

SILVER CREST ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		from
		September 3,
		2020
	For The	(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$6,887,012	$5,000
Loss from operations	(6,887,012)	(5,000)

Other income:
Interest earned on marketable securities held in Trust Account	104,459	—
Interest earned - Bank	66	—
Change in fair value of warrant liabilities	5,721,620	—
Total other income, net	5,826,145	—

Net loss	$(1,060,867)	$(5,000)

Weighted average shares outstanding of Class A ordinary shares	32,614,754	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.03)	$—

Weighted average shares outstanding of Class B ordinary shares	8,563,525	7,500,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.03)	$—

The accompanying notes are an integral part of these financial statements.

SILVER CREST ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM SEPTEMBER 3, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — September 3, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000

Net loss	—	—	—	—	—	(5,000)	(5,000)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Change in value of Class A ordinary shares subject to redemption	—	—	—	—	(1,537,137)	(31,470,877)	(33,008,014)

Excess cash received over FV of Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000

Net loss	—	—	—	—	—	(1,060,867)	(1,060,867)
Balance — December 31, 2021	—	$—	8,625,000	$863	$—	$(32,536,744)	$(32,535,881)

The accompanying notes are an integral part of these financial statements.

SILVER CREST ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the
		Period from
		September 3,
		2020
	For The	(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(1,060,867)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Transaction costs incurred in connection with IPO	820,326	—
Interest earned on marketable securities held in Trust Account	(104,459)	—
Change in fair value of warrant liabilities	(5,721,620)	—
Changes in operating assets and liabilities:
Prepaid expenses	(16,536)	—
Accounts payable and accrued expenses	5,000,639	—
Net cash used in operating activities	(1,082,517)	(5,000)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—
Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Private Placements Warrants	8,900,000	—
Repayment of promissory note-related party	(182,669)	—
Payment of offering costs	(358,820)	—
Net cash provided by financing activities	346,458,511	—

Net Change in Cash	375,993	—
Cash – Beginning of the period	—	—
Cash – Ending of the period	$375,993	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$26,198	$101,150
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$20,000
Offering costs paid through promissory note	$26,800	$129,671
Deferred underwriting fee payable	$12,075,000	$—

The accompanying notes are an integral part of these financial statements.

SILVER CREST ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 3, 2020 (inception) through December 31, 2021 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the Company's Annual Report on Form 10-K for the period ended December 31, 2020. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders' rights or pre-initial business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2021, the Company had $375,993 in its operating bank account and a working capital deficit of $4,582,460. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.

The Company may raise additional capital through loans or additional investments from the Sponsor or its shareholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the consummation of a Business Combination.

The Company intends to complete a Business Combination by January 19, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company's assessment of going concern considerations in accordance with Financial Accounting Standard Board's Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” the Company has until January 19, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

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

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $19,510,840 were accreted to equity upon the completion of the Initial Public Offering, and $820,326 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 30, 2021 and 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(14,317,500)
Class A ordinary shares issuance costs	$(18,690,514)
Plus:
Accretion of carrying value to redemption value	$33,008,014
Class A ordinary shares subject to possible redemption	$345,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase, 26,150,000 Class A ordinary shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

			For the Period from
			September 3, 2020
	For The Year Ended		(Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(840,248)	$(220,620)	$—	$(5,000)
Denominator:
Basic and diluted weighted average shares outstanding	32,614,754	8,563,525	—	7,500,000

Basic and diluted net loss per ordinary share	$(0.03)	$(0.03)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the warrant liability which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 9).

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Administrative Services Agreement

The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the year ended December 31, 2021, the Company incurred $120,000 respectively in fees for these services, of which such amount is included in accrued expenses in the accompanying balance sheet of December 31, 2021. For the period from September 3, 2020 (inception) through December 31, 2020, the Company did not incur any fees for these services.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a wholly owned subsidiary of THIL, and (ii) the Company will merge with and into THIL (the “Second Merger” and together with the First Merger, the “Mergers”), with THIL surviving the Second Merger (the “Business Combination”).

Pursuant to the Merger Agreement and subject to the approval of the Company’s shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B Ordinary Share of the Company, par value $0.0001 per share (“Class B Shares”), outstanding immediately prior to the First Effective Time will be automatically converted into one Class A Ordinary Share of the Company, par value $0.0001 per share (“Class A Shares”) and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A Share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of THIL (“THIL Ordinary Share”) after giving effect to the Share Split (as defined below), and (ii) each issued and outstanding warrant of the Company sold to the public and to Silver Crest Management LLC, a Cayman Islands limited liability company (“Sponsor”), in a private placement in connection with the Company's initial public offering (“Silver Crest Warrants”) will automatically and irrevocably be assumed by THIL and converted into a corresponding warrant exercisable for THIL Ordinary Shares (“THIL Warrants”). Immediately prior to the First Effective Time, the Class A Shares and the public Silver Crest Warrants comprising each issued and outstanding unit of the Company (“Silver Crest Unit”), consisting of one Class A Share and one-half of one public Silver Crest Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A Share and one-half of one public Silver Crest Warrant. No fractional public Silver Crest Warrants will be issued in connection with such separation such that if a holder of such Silver Crest Units would be entitled to receive a fractional public Silver Crest Warrant upon such separation, the number of public Silver Crest Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of public Silver Crest Warrants and no cash will be paid in lieu of such fractional public Silver Crest Warrants.

In conjunction with the Business Combination, it is expected that an independent company will be incorporated in China with the sole purpose of safeguarding the retention and use of data of THIL's guests (“NewCo”). THIL will not own any equity interest in NewCo, which will enter into a long-term contract to provide services to THIL on a cost-only basis. THIL believes that the creation and operation of NewCo directly addresses the valid concerns highlighted by recent statements by the Cyberspace Administration of China (“CAC”) as they have been articulated to date. THIL will inform CAC (and, as appropriate, other regulators) of the plans and operation of NewCo and fully appreciates that THIL's and NewCo's operations remain subject to review by CAC and other regulators. For additional information about the Business Combination, see Note 10. Subsequent Events.

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Company’s shareholders; (ii) after giving effect to the exercise of the redemption rights of the Company’s shareholders (the “Silver Crest Shareholder Redemption”), the Company having at least $5,000,001 of net tangible assets immediately after the First Effective Time; (iii) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Mergers; (iv) the approval for listing of THIL Ordinary Shares, THIL Warrants and THIL Ordinary Shares underlying THIL Warrants to be issued in connection with the Mergers upon the Closing (as defined in the Merger Agreement) on Nasdaq, subject only to official notice of issuance thereof; (v) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act of 1933, as amended (the “Securities Act”) and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vi) completion of the recapitalization of THIL's share capital in accordance with the terms of the Merger Agreement and THIL's organizational documents.

The obligations of THIL and Merger Sub to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of the Company (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by the Company with its pre-closing covenants; and (iii) the funds contained in the Company's trust account (after giving effect to the Silver Crest Shareholder Redemption), together with the aggregate amount of proceeds from any PIPE Financing (as defined below), and the aggregate amount of proceeds from the Permitted Equity Financing (as defined below) (but only if the amount received by THIL in any PIPE Financing is equal to or exceeds $100,000,000), equaling or exceeding (x) $250,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing equals or exceeds $100,000,000, or (y) $175,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing is less than $100,000,000. For additional information about the Business Combination, see Note 10. Subsequent Events.

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

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of December 31, 2021, there were 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

At December 31, 2021, assets held in the Trust Account were comprised of $345,104,459 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

			Gross
			Holding
		Level	Loss	Fair Value
Assets:
December 31, 2021	Money Market Fund	1		$345,104,459
Liabilities:
December 31, 2021	Warrant Liability - Public Warrants	1		$10,543,200
December 31, 2021	Warrant Liability - Private Placement Warrants	2		5,439,680

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The key inputs into the binomial lattice model for the warrants were as follows:

	Private
	Placement	Public	Warrant
	Warrants	Warrants	Liabilities
Level 3 Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 19, 2021	7,387,000	14,317,500	21,704,500
Change in valuation inputs or other assumptions	(1,947,320)	(3,774,300)	(5,721,620)
Transfer to Level 1	—	(10,543,200)	(10,543,200)
Transfer to level 2	(5,439,680)	—	(5,439,680)
Level 3 Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $10,543,200. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021 was $5,439,680. Due to the Make-Whole provision, the company determined that Level 2 is appropriate to value the Private Placement Warrants.

No assets or liabilities are measured at fair value as of December 31, 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the disclosure below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 30, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub. Pursuant to the First Amendment, the Company, THIL and Merger Sub agreed to extend the Termination Date (as defined in the Merger Agreement) to March 1, 2022, after which either the Company or THIL may terminate the Merger Agreement.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On March 9, 2022, the Company entered into Amendment No. 2 (the “Second Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on January 30, 2022. The Second Amendment amended the terms of the merger agreement to, among other things: extend the termination date (as defined in the Merger Agreement) to June 30, 2022; reduce the pre-transaction equity value of THIL from $1.688 billion to $1.4 billion; remove the minimum cash condition; shorten the exclusivity period applicable to the Company to May 1, 2022; and simplify the board of directors to a single class of directors each elected annually.

See the Current Reports on Form 8-K filed with the SEC on January 31, 2022 and March 9, 2022 for further information.