Form 10-Q
period 2022-03-31
Silver Crest Acquisition Corp
filed 2022-05-16
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER CREST ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$135,472	$375,993
Prepaid expenses	69,083	43,336
Total Current Assets	204,555	419,329
Investments held in Trust Account	345,133,332	345,104,459
TOTAL ASSETS	$345,337,887	$345,523,788
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,131,533	$5,001,789
Total Current Liabilities	6,131,533	5,001,789
Deferred underwriting fee payable	12,075,000	12,075,000
Warrant Liabilities	11,767,500	15,982,880
Total Liabilities	29,974,033	33,059,669

Commitments
Class A ordinary shares subject to possible redemption 34,500,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(29,637,009)	(32,536,744)
Total Shareholders' Deficit	(29,636,146)	(32,535,881)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$345,337,887	$345,523,788

The accompanying notes are an integral part of the condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Operating and formation costs	$1,344,526	$1,019,567
Loss from operations	(1,344,526)	(1,019,567)

Other income:
Interest earned on marketable securities held in Trust Account	28,873	49,769
Interest earned - Bank	8	12
Change in fair value of warrant liability	4,215,380	8,368,000
Total other income	4,244,261	8,417,781

Net income	$2,899,735	$7,398,214

Weighted average shares outstanding, Class A ordinary shares	34,500,000	29,871,951
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.19

Weighted average shares outstanding, Class B ordinary shares	8,625,000	8,474,085
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(32,536,744)	$(32,535,881)

Net income	—	—	—	—	—	2,899,735	2,899,735

Balance – March 31, 2022	—	$—	8,625,000	$863	$—	$(29,637,009)	$(29,636,146)

THREE MONTHS ENDED MARCH 31, 2021

							Total
	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance —December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(1,537,137)	(31,470,877)	(33,008,014)

Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000

Net income	—	—	—	—	—	7,398,214	7,398,214

Balance — March 31, 2021	—	$—	8,625,000	$863	$—	$(24,077,663)	$(24,076,800)

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,899,735	$7,398,214
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs incurred in connection with IPO	—	820,326
Interest earned on marketable securities held in Trust Account	(28,873)	(49,769)
Change in fair value of warrant liabilities	(4,215,380)	(8,368,000)
Changes in operating assets and liabilities:
Prepaid expenses	(25,747)	(462,112)
Accounts payable and accrued expenses	1,129,744	87,970
Net cash used in operating activities	(240,521)	(573,371)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placements Warrants	—	8,900,000
Repayment of promissory note-related party	—	(182,670)
Payment of offering costs	—	(358,820)
Net cash provided by financing activities	—	346,458,510

Net Change in Cash	(240,521)	885,139
Cash - Beginning of period	375,993	—
Cash - End of period	$135,472	$885,139

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$1,150
Offering costs paid through promissory note	$—	$26,198
Payment of prepaid expenses through promissory note	$—	$26,800
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 3, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2021. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company will have until January 19, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $135,472 in its operating bank account and a working capital deficit of $5,926,978. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 19, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were initially charged to temporary equity and then accreted to ordinary shares subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $19,510,840 were accreted to equity upon the completion of the Initial Public Offering, and $820,326 of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,317,500)
Class A ordinary shares issuance costs	(18,690,514)
Plus:
Accretion of carrying value to redemption value	33,008,014
Class A ordinary shares subject to possible redemption	$345,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The Warrants for periods where no observable traded price was available are valued using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares.Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase, 26,150,000 Class A ordinary shares in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$2,319,788	$579,947	$5,763,284	$1,634,930
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	29,871,951	8,474,085
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.19	$0.19

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 in fees for these services, of which, $120,000 and $30,000 of such fees are included in accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On January 5, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) September 30, 2021 or (ii) the consummation of the Initial Public Offering. As December 31, 2020, there was $129,671 outstanding which was repaid with the proceeds from the Initial Public Offering. The note was then terminated.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Merger Agreement

On August 13, 2021, Silver Crest entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TH International Limited, a Cayman Islands exempted company (“THIL”), and Miami Swan Ltd, a Cayman Islands exempted company and wholly owned subsidiary of THIL (“Merger Sub”).

On March 9, 2022, the Company entered into Amendment No. 2 (the “Merger Agreement Amendment”) to the previously disclosed Agreement and Plan of Merger (the “Merger Agreement”), dated August 13, 2021.

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

Pursuant to the Merger Agreement and subject to the approval of the Silver Crest shareholders, among other things, (i) immediately prior to the effective time of the First Merger (the “First Effective Time”), each Class B Ordinary Share of Silver Crest, par value $0.0001 per share (“Class B Shares”), outstanding immediately prior to the First Effective Time will be automatically converted into one Class A Ordinary Share of Silver Crest, par value $0.0001 per share (“Class A Shares”) and, after giving effect to such automatic conversion and the Unit Separation (as defined below), at the First Effective Time and as a result of the First Merger, each issued and outstanding Class A Share will no longer be outstanding and will automatically be converted into the right of the holder thereof to receive one ordinary share of THIL (“THIL Ordinary Share”) after giving effect to the Share Split (as defined below), and (ii) each issued and outstanding warrant of Silver Crest sold to the public and to Silver Crest Management LLC, a Cayman Islands limited liability company (“Sponsor”), in a private placement in connection with Silver Crest’s initial public offering (“Silver Crest Warrants”) will automatically and irrevocably be assumed by THIL and converted into a corresponding warrant exercisable for THIL Ordinary Shares (“THIL Warrants”). Immediately prior to the First Effective Time, the Class A Shares and the public Silver Crest Warrants comprising each issued and outstanding unit of Silver Crest (“Silver Crest Unit”), consisting of one Class A Share and one-half of one public Silver Crest Warrant, will be automatically separated (“Unit Separation”) and the holder thereof will be deemed to hold one Class A Share and one-half of one public Silver Crest Warrant. No fractional public Silver Crest Warrants will be issued in connection with such separation such that if a holder of such Silver Crest Units would be entitled to receive a fractional public Silver Crest Warrant upon such separation, the number of public Silver Crest Warrants to be issued to such holder upon such separation will be rounded down to the nearest whole number of public Silver Crest Warrants and no cash will be paid in lieu of such fractional public Silver Crest Warrants.

In conjunction with the Business Combination, it is expected that an independent company will be incorporated in China with the sole purpose of safeguarding the retention and use of data of THIL’s guests (“NewCo”). THIL will not own any equity interest in NewCo, which will enter into a long-term contract to provide services to THIL on a cost-only basis. THIL believes that the creation and operation of NewCo directly addresses the valid concerns highlighted by recent statements by the Cyberspace Administration of China (“CAC”) as they have been articulated to date. THIL will inform CAC (and, as appropriate, other regulators) of the plans and operation of NewCo and fully appreciates that THIL’s and NewCo’s operations remain subject to review by CAC and other regulators.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Conditions to Closing

The consummation of the Business Combination is conditioned upon, among other things: (i) receipt of the required approval by the Silver Crest shareholders; (ii) after giving effect to the exercise of the redemption rights of the Silver Crest shareholders (the “Silver Crest Shareholder Redemption”), Silver Crest having at least $5,000,001 of net tangible assets immediately after the First Effective Time; (iii) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Mergers; (iv) the approval for listing of THIL Ordinary Shares, THIL Warrants and THIL Ordinary Shares underlying THIL Warrants to be issued in connection with the Mergers upon the Closing (as defined in the Merger Agreement) on Nasdaq, subject only to official notice of issuance thereof; (v) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act of 1933, as amended (the “Securities Act”) and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vi) completion of the recapitalization of THIL’s share capital in accordance with the terms of the Merger Agreement and THIL’s organizational documents.

The obligations of THIL and Merger Sub to consummate the Business Combination is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Silver Crest (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by Silver Crest with its pre-closing covenants; and (iii) the funds contained in Silver Crest’s trust account (after giving effect to the Silver Crest Shareholder Redemption), together with the aggregate amount of proceeds from any PIPE Financing (as defined below), and the aggregate amount of proceeds from the Permitted Equity Financing (as defined below) (but only if the amount received by THIL in any PIPE Financing is equal to or exceeds $100,000,000), equaling or exceeding (x) $250,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing equals or exceeds $100,000,000, or (y) $175,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing is less than $100,000,000.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Common Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Common Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 20 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

At March 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

At March 31, 2022, assets held in the Trust Account were comprised of $345,133,332 in Money Market Funds. During the three months ended March 31, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $345,104,459 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Cash and Investments held in Trust Account	1	342,133,332	345,104,459
Liabilities:
Warrant Liabilities – Public Warrants	1	7,762,500	10,543,200
Warrant Liabilities – Private Placement Warrants	2	4,005,000	5,439,680

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Company’s accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1,2 and 3 for the three months ended March 31, 2022.

Due to the Make-Whole provision, the Company determined that Level 2 is appropriate to value the Private Placement Warrants.

NOTE 10. SUBSEQUENT EVENTS

On April 11, 2022, the Company entered into an unsecured, non-interest-bearing promissory note with the Sponsor to borrow up to $850,000 to pay for working capital to be payable on the earlier of January 19, 2023, or the consummation of a Business Combination.

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”), and in Part II, Item 1A of this report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $2.9 million, which primarily consists of a change in fair value of warrant liability of approximately $4.2 million, interest income from the bank of approximately $8 and interest earned on investment held in Trust Account of approximately $29,000, offset by formation and operation costs of approximately $1.3 million.

For the three months ended March 31, 2021, we had net income of approximately $7.4 million, which primarily consists of income of approximately $8.4 million derived from the changes in fair value of the warrant liabilities, interest earned on investment held in Trust Account of approximately $50,000 and interest income in bank of $12, offset by operation costs of approximately $1 million.

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

For the three months ended March 31, 2022, cash used in operating activities was approximately $0.2 million. Net loss of approximately $2.9 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $4.2 million, and interest earned on investment held in Trust Account of approximately $29,000. Changes in operating assets and liabilities provided approximately $1.1 million of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was approximately $0.6 million. Net loss of approximately $7.4 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $8.4 million, transaction costs associated with the warrant liabilities of approximately $0.8 million and interest earned on investment held in Trust Account of approximately $50,000. Changes in operating assets and liabilities used approximately $0.4 million of cash for operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of approximately $345 million (including $28,874 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of approximately $0.14 million. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On April 11, 2022, the Company entered into an unsecured, non-interest-bearing promissory note with the Sponsor to borrow up to $850,000 to pay for working capital to be payable on the earlier of January 19, 2023, or the consummation of a Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 and ASC 815. We account for the Warrants in accordance with the guidance contained in ASC 815 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period.The Company has two classes of shares, which are referred to as class A ordinary shares and class B ordinary shares. Income and losses are shared pro rate between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of March 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; requiring incremental disclosure for projections and eliminating the Private Securities Litigation Reform Act safe harbor for forwarding-looking statements, in each case included in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and a potential safe harbor from regulation under the Investment Company Act if SPACs meet certain requirements. These rules, if adopted, whether in the form proposed or in revised form, may impact the involvement of target companies and other market participants, including investment banks, in the SPAC market, may materially adversely affect our ability to negotiate and complete our initial business combination and, furthermore, may materially increase the costs and time related thereto.

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
2.1

Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on August 19, 2021)

2.2

Amendment No. 1 to the Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 31, 2022)

2.3

Amendment No. 2 to the Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 9, 2022)

10.1

Amendment No. 1 to Voting and Support Agreement, dated March 9, 2022, between the Sponsor and TH International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 9, 2022)

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

SILVER CREST ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Ho Cheung
	Name:	Ho Cheung
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)