Form 10-Q
period 2022-06-30
Silver Crest Acquisition Corp
filed 2022-08-12
CIK 1826553

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 34,500,000 Class A ordinary shares, $0.0001 par value and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVER CREST ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$41,455	$375,993
Prepaid expenses	459,031	43,336
Total Current Assets	500,486	419,329
Investments held in Trust Account	345,655,280	345,104,459
TOTAL ASSETS	$346,155,766	$345,523,788
LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,658,109	$5,001,789
Promissory note – related party	730,000	—
Total Current Liabilities	7,388,109	5,001,789
Deferred underwriting fee payable	—	12,075,000
Warrant Liabilities	5,601,275	15,982,880
Total Liabilities	12,989,384	33,059,669

Commitments
Class A ordinary shares subject to possible redemption 34,500,000 shares at $10.02 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	345,655,280	345,000,000

Shareholders' Deficit
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no nonredeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,489,761)	(32,536,744)
Total Shareholders’ Deficit	(12,488,898)	(32,535,881)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$346,155,766	$345,523,788

The accompanying notes are an integral part of the condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$960,645	$1,999,657	$2,305,171	$2,198,898
Loss from operations	(960,645)	(1,999,657)	(2,305,171)	(2,198,898)

Other income (expense):
Interest earned on marketable securities held in Trust Account	521,948	25,595	550,821	75,364
Interest earned - bank	—	23	—	35
Forgiveness of debt	12,075,000	—	12,075,000	—
Transaction costs incurred in connection with warrants	—	—	—	(820,326)
Change in fair value of warrant liability	6,166,225	(8,891,000)	10,381,605	(523,000)
Total other income (expense)	18,763,173	(8,865,382)	23,007,426	(1,267,927)

Net income (loss)	$17,802,528	$(10,865,039)	$20,702,255	$(3,466,825)

Weighted average shares outstanding, Class A ordinary shares	34,500,000	34,500,000	34,500,000	34,500,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.41	$(0.26)	$0.48	$(0.08)

Weighted average shares outstanding, Class B ordinary shares	8,625,000	7,500,000	8,625,000	7,500,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.41	$(0.26)	$0.48	$(0.08)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	—	$—	8,625,000	$863	$—	$(32,536,744)	$(32,535,881)
Net income	—	—	—	—	—	2,899,735	2,899,735
Balance – March 31, 2022 (unaudited)	—	—	8,625,000	863	—	(29,637,009)	(29,636,146)

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	—	(655,280)	(655,280)

Net income	—	—	—	—	—	17,802,528	17,802,528
Balance – June 30, 2022 (unaudited)	—	$—	8,625,000	$863	$—	$(12,489,761)	$(12,488,898)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

							Total
	Class A		Class B		Additional		Shareholders’
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	—	$—	8,625,000	$863	$24,137	$(5,000)	$20,000

Accretion for Class A ordinary shares subject to redemption amount	—	—	—	—	(1,537,137)	(31,470,877)	(33,008,014)

Excess cash received over fair value of Private Placement Warrants	—	—	—	—	1,513,000	—	1,513,000

Net income	—	—	—	—	—	7,398,214	7,398,214

Balance — March 31, 2021 (unaudited)	—	—	8,625,000	863	—	(24,077,663)	(24,076,800)
Net loss	—	—	—	—	—	(10,865,039)	(10,865,039)
Balance — June 30, 2021 (unaudited)	—	$—	8,625,000	$863	$—	$(34,942,702)	$(34,941,839)

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$20,702,255	$(3,466,825)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Transaction costs incurred in connection with IPO	—	820,326
Interest earned on marketable securities held in Trust Account	(550,821)	(75,364)
Change in fair value of warrant liabilities	(10,381,605)	523,000
Forgiveness of debt	(12,075,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	(415,695)	(311,810)
Accounts payable and accrued expenses	1,656,320	1,795,053
Net cash used in operating activities	(1,064,546)	(715,620)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(345,000,000)
Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placements Warrants	—	8,900,000
Proceeds from promissory note – related party	730,000	—
Repayment of promissory note – related party	—	(182,670)
Payment of offering costs	—	(358,820)
Net cash provided by financing activities	730,000	346,458,510

Net Change in Cash	(334,538)	742,890
Cash - Beginning of period	375,993	—
Cash - End of period	$41,455	$742,890

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$1,150
Offering costs paid through promissory note	$—	$26,199
Payment of prepaid expenses through promissory note	$—	$26,800
Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 3, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the proposed initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on January 19, 2021, an amount of $345,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

JUNE 30, 2022

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. On August 18, 2022, the Company is holding an Extraordinary General Meeting of Shareholders where shareholders will vote on whether to approve the Merger (as defined below).

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company will have until January 19, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay our taxes, if any, divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriter has agreed to waive its rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00). The underwriter has waived its claim to the deferred underwriting commission it would have been entitled to receive in the Merger.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $41,455 in its operating bank account and a working capital deficit of $6,887,623. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 19, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023.

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

The accompanying condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

JUNE 30, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Investments Held in Trust Account

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

JUNE 30, 2022

(UNAUDITED)

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(14,317,500)
Class A ordinary shares issuance costs	(18,690,514)
Plus:
Accretion of carrying value to redemption value	33,008,014
Class A ordinary shares subject to possible redemption as of December 31, 2021	$345,000,000
Plus:
Accretion of carrying value to redemption value	655,280
Class A ordinary shares subject to possible redemption as of June 30, 2022	$345,655,280

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase, 26,150,000 Class A ordinary shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$14,242,022	$3,560,506	$(8,692,031)	$(2,173,008)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.41	$0.41	$(0.25)	$(0.25)

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$16,561,804	$4,140,451	$(2,718,020)	$(748,805)
Denominator:
Basic and diluted weighted average shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income (loss) per ordinary share	$0.48	$0.48	$(0.08)	$(0.08)

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earliest of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Administrative Services Agreement

The Company entered into an agreement, commencing January 13, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for office space, utilities, secretarial and administrative services. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, of which such amount of $60,000 is included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services. As of June 30, 2022 and December 31, 2021, administrative service fees due to related party totaling $180,000 and $120,000, respectively, are included in the accrued expenses in the condensed balance sheets.

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

On April 11, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $850,000 for working capital needs (the “2022 Promissory Note”). The Sponsor holds (i) 8,625,000 Class B ordinary shares of the Company, par value $0.0001 each, and (ii) 8,900,000 warrants, each exercisable to purchase one Class A ordinary share of the Company at $11.50 per share. The 2022 Promissory Note is non-interest bearing and payable on the earlier of (i) January 19, 2023 or (ii) the consummation of a Business Combination (as defined in Silver Crest's Second Amended and Restated Memorandum and Articles of Association), in which event it could be repaid out of the proceeds of the Trust Account released to the Company. As of June 30, 2022 and December 31, 2021, there was $730,000 and $0 outstanding borrowings under the 2022 Promissory Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Underwriting Agreement

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On June 9, 2022, UBS Securities LLC informed the Company that the right to the Deferred Discount referred in Sections 1 and 4(oo) of the underwriting agreement has been waived.

Merger Agreement

On August 13, 2021, Silver Crest entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TH International Limited, a Cayman Islands exempted company (“THIL”), and Miami Swan Ltd, a Cayman Islands exempted company and wholly owned subsidiary of THIL (“Merger Sub”).

On January 30, 2022, the Company entered into Amendment No. 1 (the “First Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021.

On March 9, 2022, the Company entered into Amendment No. 2 (the “Second Amendment”) to the previously disclosed Agreement and Plan of Merger, dated August 13, 2021.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On June 27, 2022, the Company entered into Amendment No. 3 (the “Third Amendment”) to the previously disclosed Agreement and Plan of Merger, dated August 13, 2021.

Pursuant to the Merger Agreement and subject to the terms and conditions set forth therein, (i) Merger Sub will merge with and into Silver Crest (the “First Merger”), with Silver Crest surviving the First Merger as a wholly owned subsidiary of THIL, and (ii) Silver Crest will merge with and into THIL (the “Second Merger” and together with the First Merger, the “Merger”), with THIL surviving the Second Merger (the “Business Combination”).

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

In conjunction with the Merger, it is expected that an independent company will be incorporated in China with the sole purpose of safeguarding the retention and use of data of THIL’s guests (“NewCo”). THIL will not own any equity interest in NewCo, which will enter into a long-term contract to provide services to THIL on a cost-only basis. THIL believes that the creation and operation of NewCo directly addresses the valid concerns highlighted by recent statements by the Cyberspace Administration of China (“CAC”) as they have been articulated to date. THIL will inform CAC (and, as appropriate, other regulators) of the plans and operation of NewCo and fully appreciates that THIL’s and NewCo’s operations remain subject to review by CAC and other regulators.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things: (i) receipt of the required approval by the Silver Crest shareholders; (ii) after giving effect to the exercise of the redemption rights of the Silver Crest shareholders (the “Silver Crest Shareholder Redemption”), Silver Crest having at least $5,000,001 of net tangible assets immediately after the First Effective Time; (iii) the absence of any law or governmental order enjoining, prohibiting or making illegal the consummation of the Merger; (iv) the approval for listing of THIL Ordinary Shares, THIL Warrants and THIL Ordinary Shares underlying THIL Warrants to be issued in connection with the Merger upon the Closing (as defined in the Merger Agreement) on Nasdaq, subject only to official notice of issuance thereof; (v) effectiveness of the Registration Statement (as defined below) in accordance with the Securities Act of 1933, as amended (the “Securities Act”) and the absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (vi) completion of the recapitalization of THIL’s share capital in accordance with the terms of the Merger Agreement and THIL’s organizational documents. On August 18, 2022, the Company is holding an Extraordinary General Meeting of Shareholders where shareholders will vote on whether to approve the Merger.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The obligations of THIL and Merger Sub to consummate the Merger is also conditioned upon, among other things: (i) the accuracy of the representations and warranties of Silver Crest (subject to certain materiality standards set forth in the Merger Agreement); (ii) material compliance by Silver Crest with its pre-closing covenants; and (iii) the funds contained in Silver Crest’s trust account (after giving effect to the Silver Crest Shareholder Redemption), together with the aggregate amount of proceeds from any PIPE Financing (as defined below), and the aggregate amount of proceeds from the Permitted Equity Financing (as defined below) (but only if the amount received by THIL in any PIPE Financing is equal to or exceeds $100,000,000), equaling or exceeding (x) $250,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing equals or exceeds $100,000,000, or (y) $175,000,000, in the event that the aggregate amount of proceeds from the PIPE Financing is less than $100,000,000.

On January 30, 2022, the Company entered into the First Amendment to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub. Pursuant to the First Amendment, the Company, THIL and Merger Sub agreed to extend the Termination Date (as defined in the Merger Agreement) to March 1, 2022, after which either the Company or THIL may terminate the Merger Agreement.

On March 9, 2022, the Company entered into the Second Amendment to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on January 30, 2022. The Second Amendment amended the terms of the merger agreement to, among other things: extend the termination date (as defined in the Merger Agreement) to June 30, 2022; reduce the pre-transaction equity value of THIL from $1.688 billion to $1.4 billion; remove the minimum cash condition; shorten the exclusivity period applicable to the Company to May 1, 2022; and simplify the board of directors to a single class of directors each elected annually.

On June 27, 2022, the Company entered into the Third Amendment to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on March 9, 2022. The Third Amendment amended the terms of the merger agreement to extend the termination date as defined in the Second Amendment to August 30, 2022.

See the Current Reports on Form 8-K filed with the SEC on January 31, 2022, and March 9, 2022, and June 27, 2022 for further information.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Common Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.

Class B Common Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 17,250,000 Public Warrants and 8,900,000 Private Placement Warrants outstanding, respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

At June 30, 2022, assets held in the Trust Account were comprised of $345,655,280 in Money Market Funds. During the three and six months ended June 30, 2022, the Company did not withdraw any interest income from the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $345,104,459 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 which indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and Investments held in Trust Account	1	$345,655,280	$345,104,459
Liabilities:
Warrant Liabilities – Public Warrants	1	$3,696,675	$10,543,200
Warrant Liabilities – Private Placement Warrants	2	$1,904,600	$5,439,680

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers to/from Levels 1,2 and 3 for the three months ended June 30, 2022. Transfers of Public Warrants from Level 3 measurement to Level 1 fair value measurement during the six months ended June 30, 2022 and 2021 were $0 and $8,797,500, respectively and transfers of Private Placement Warrants from Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2021 was $7,565,000.

Due to the Make-Whole provision, the Company determined that Level 2 is appropriate to value the Private Placement Warrants.

SILVER CREST ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required recognition or disclosure in the condensed financial statements.

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

On June 27, 2022, the Company entered into Amendment No. 3 (the “Third Amendment”) to the previously disclosed Merger Agreement, dated August 13, 2021, by and among the Company, THIL, and Merger Sub, as amended on March 9, 2022. The Third Amendment amended the terms of the merger agreement to extend the termination date as defined in the Second Amendment to August 30, 2022.

The consummation of the proposed Merger is subject to certain conditions as further described in the Merger Agreement. On August 18, 2022, the Company is holding an Extraordinary General Meeting of Shareholders where shareholders will vote on whether to approve the Merger.

For more information about the Merger Agreement and the proposed Merger, see our Current Reports on Form 8-K filed with the SEC on August 16, 2021, August 19, 2021, January 31, 2022, March 9, 2022, June 27, 2022 and subsequent filings with the SEC. Unless specifically stated, this Form 10-Q does not give effect to the proposed Merger and does not contain a description of the risks associated with the proposed Merger. Such risks and effects relating to the proposed Merger are described in a Form F-4 registration statement filed by THIL.

On April 11, 2022, the Company entered into an unsecured, non-interest-bearing promissory note with the Sponsor to borrow up to $850,000 to pay for working capital to be payable on the earlier of January 19, 2023, or the consummation of a Business Combination in which event the note will be repaid out of proceeds from the trust account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 3, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $17,802,528, which primarily consists of a change in fair value of warrant liability of $6,166,225, interest earned on investment held in Trust Account of $521,948 and forgiveness of debt of $12,075,000, offset by formation and operation costs of $960,645.

For the six months ended June 30, 2022, we had a net income of $20,702,255, which primarily consists of a change in fair value of warrant liability of $10,381,605, interest earned on investment held in Trust Account of $550,821 and forgiveness of debt of $12,075,000, offset by formation and operation costs of $2,305,171.

For the three months ended June 30, 2021, we had net loss of $10,865,039, which primarily consists of interest earned on investment held in Trust Account of $25,595 and interest income in bank of $23, offset by formation and operation costs of $1,999,657 and a change in fair value of warrant liability of $8,891,000.

For the six months ended June 30, 2021, we had net loss of $3,466,825, which primarily consists of interest earned on investment held in Trust Account of $75,364 and interest income in bank of $35, offset by formation and operation costs of $3,019,224 and a change in fair value of warrant liability of $523,000.

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

For the six months ended June 30, 2022, cash used in operating activities was approximately $1.1 million. Net income of approximately $20.7 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $10.4 million, forgiveness of debt of approximately $12.1 million and interest earned on investment held in Trust Account of approximately $0.6 million. Changes in operating assets and liabilities provided approximately $1.2 million of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was approximately $0.7 million. Net loss of approximately $3 million was affected by non-cash charges related to the change in fair value of the warrant liabilities of approximately $0.5 million, transaction costs associated with the warrant liabilities of approximately $0.8 million and interest earned on investment held in Trust Account of approximately $75,300. Changes in operating assets and liabilities used approximately $1.5 million of cash for operating activities.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $345,655,280 (including $655,280 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $41,455. We have been using the funds held outside the Trust Account primarily to undertake tasks in connection with the Merger. If the Merger is not consummated, we will use such funds again to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 19, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a Business Combination; however, the Company cannot guarantee that a Business Combination will take place. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 19, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter is entitled to a deferred fee of $0.35 per Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On June 9, 2022, UBS Securities LLC informed the Company that the right to the Deferred Discount referred in Sections 1 and 4(oo) of the underwriting agreement has been waived.

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

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company has two classes of shares, which are referred to as class A ordinary shares and class B ordinary shares. Income and losses are shared pro rate between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer, who also serves as our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. See Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
2.1

Amendment No. 3 to the Agreement and Plan of Merger by and among the Company, TH International Limited and Miami Swan (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 27, 2022)

10.1

Promissory Note, dated as of April 11, 2022, between Silver Crest Acquisition Corporation and Silver Crest Management LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 11, 2022)

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVER CREST ACQUISITION CORPORATION

Date: August 12, 2022	By:	/s/ Ho Cheung
	Name:	Ho Cheung
	Title:	Chief Executive Officer (Principal Executive, Financial and Accounting Officer)